Form 10-K
period 2002-12-31
BANK OF AMERICA MORT SEC INC MORT PASS THR CERT SER 2001-10
filed 2003-03-31
CIK 1160081

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-56234-12


        BANK OF AMERICA MORTGAGE SECURITIES, INC.
        MORTGAGE PASS-THROUGH CERTIFICATES
        Series 2001-10 Trust

       (Exact name of registrant as specified in its charter)



   New York                                       13-6062916
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Bank of America, NA, as Servicer
   101 N. Tryon St.
   Charlotte, NC                               28255
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: 704-387-2111


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

      Yes  X       No ___







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





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class 1-A1                        1
             Class 1-A2                        1
             Class 1-A3                        1
             Class 1-A4                        1
             Class 1-A5                        1
             Class 1-A6                        1
             Class 1-A7                        1
             Class 1-A8                        1
             Class 1-A9                        1
             Class 1-A10                       1
             Class 1-A11                       1
             Class 2-A2                        1
             Class 2-A3                        1
             Class 2-A6                        1
             Class 2-A7                        1
             Class 1-APO                       1
             Class 1-B1                        1
             Class 1-B2                        1
             Class 1-B3                        1
             Class 1-B4                        1
             Class 1-B5                        1
             Class 1-B6                        1
             Class 2-B1                        1
             Class 2-B2                        1
             Class 2-B3                        1
             Class 2-B4                        1
             Class 2-B5                        1
             Class 2-B6                        1

             Total:                           28


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

                               PART IV


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002


           a)  Bank of America, NA, Servicer


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


           a)  Bank of America, NA, Servicer


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


           a)  Bank of America, NA, Servicer



    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) Reports on Form 8-K, dated as of October 31, 2002, November 30, 2002, and December 31, 2002, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





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



    BANK OF AMERICA MORTGAGE SECURITIES, INC.
    MORTGAGE PASS-THROUGH CERTIFICATES
    Series 2001-10 Trust
    (Registrant)



  Signed:  Bank of America, NA, as Servicer


  By:   Judy Lowman, Vice President

  By: /s/  Judy Lowman, Vice President

  Dated: March 28, 2003

           Servicer's Sarbanes-Oxley Certification (2001 Transactions)

                   BANK OF AMERICA MORTGAGE SECURITIES, INC.,
                       MORTGAGE PASS-THROUGH CERTIFICATES,
                      SERIES SET FORTH ON EXHIBIT I HERETO

      I, Gary K. Bettin, a Senior Vice President of Bank of America, N.A., certify that:

1. I have reviewed the annual reports on Form 10-K for the calendar year 2002 and all monthly current reports on Form 8-K containing a copy of the monthly statement to certificateholders (the "Distribution Date Statements") delivered pursuant to Section 5.04(a) of the Pooling and Servicing Agreements listed on Exhibit I hereto (each, an "Agreement") filed in respect of periods included in the year covered by such annual reports of the trusts (each, a "Trust") formed pursuant to such Agreements;

2. Based on my knowledge, with respect to each Trust, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by such annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under each Agreement for inclusion in the related Trust's Distribution Date Statements is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under each Agreement and based upon my knowledge and the annual compliance review required under each Agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under each Agreement;

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the Agreement that is included in these reports; and

6. In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: The Bank of New York.



                                          By:
                                             -----------------------------------
                                                Name:   Gary K. Bettin
                                                Title:  Senior Vice President

                                                                       EXHIBIT I

            PARTIES                                        DATE OF POOLING
                                                              AGREEMENT             SERIES
  ========================================================================================
M68   Bank of America Mortgage Securities, Inc.,            January 25, 2001        2001-1
      Bank of America, N.A. and The Bank of New
      York

M69   Bank of America Mortgage Securities, Inc.,            February 22, 2001       2001-2
      Bank of America, N.A. and The Bank of New
      York

M78   Bank of America Mortgage Securities, Inc.,            March 27, 2001          2001-3
      Bank of America, N.A. and The Bank of New
      York

M79   Bank of America Mortgage Securities, Inc.,            March 29, 2001          2001-4
      Bank of America, N.A. and The Bank of New
      York

M81   Bank of America Mortgage Securities, Inc.,            April 24, 2001          2001-A
      Bank of America, N.A. and The Bank of New
      York

M80   Bank of America Mortgage Securities, Inc.,            April 24, 2001          2001-5
      Bank of America, N.A. and The Bank of New
      York

M83   Bank of America Mortgage Securities, Inc.,            May 24, 2001            2001-6
      Bank of America, N.A. and The Bank of New
      York

M84   Bank of America Mortgage Securities, Inc.,            May 29, 2001            2001-B
      Bank of America, N.A. and The Bank of New
      York

M87   Bank of America Mortgage Securities, Inc.,            June 26, 2001           2001-7
      Bank of America, N.A. and The Bank of New
      York

M95   Bank of America Mortgage Securities, Inc.,            June 27, 2001           2001-C
      Bank of America, N.A. and The Bank of New
      York


D17   Bank of America Mortgage Securities, Inc.,            July 24, 2001           2001-8
      Bank of America, N.A. and The Bank of New
      York

D18   Bank of America Mortgage Securities, Inc.,            July 26, 2001           2001-D
      Bank of America, N.A. and The Bank of New
      York

D19   Bank of America Mortgage Securities, Inc.,            August 23, 2001         2001-9
      Bank of America, N.A. and The Bank of New
      York

D20   Bank of America Mortgage Securities, Inc.,            August 28, 2001         2001-E
      Bank of America, N.A. and The Bank of New
      York

D21   Bank of America Mortgage Securities, Inc.,            September 25, 2001      2001-10
      Bank of America, N.A. and The Bank of New
      York

D23   Bank of America Mortgage Securities, Inc.,            October 23, 2001        2001-F
      Bank of America, N.A. and The Bank of New
      York

D25   Bank of America Mortgage Securities, Inc.,            November 27, 2001       2001-G
      Bank of America, N.A. and The Bank of New
      York

D24   Bank of America Mortgage Securities, Inc.,            November 27, 2001       2001-11
      Bank of America, N.A. and The Bank of New
      York

D27   Bank of America Mortgage Securities, Inc.,            December 20, 2001       2001-H
      Bank of America, N.A. and The Bank of New
      York

D26   Bank of America Mortgage Securities, Inc.,            December 20, 2001       2001-12
      Bank of America, N.A. and The Bank of New
      York

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



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   1-A1                        2,880,241.29                 0.00                0.00             42,750,000.00
   1-A2                        5,443,587.98        59,909,441.93                0.00             36,777,131.99
   1-A3                        2,000,456.23        26,414,191.63                0.00             12,658,905.25
   1-A4                        2,047,048.66                 0.00                0.00             30,383,333.00
   1-A5                        1,266,093.44                 0.00                0.00             18,792,000.00
   1-A6                          236,685.09                 0.00                0.00              3,513,000.00
   1-A7                          387,872.49                 0.00                0.00              5,757,000.00
   1-A8                        3,965,083.51        54,536,765.41                0.00             26,136,546.43
   1-A9                        2,776,675.01        27,413,490.40                0.00             21,070,345.01
   1-A10                         662,597.72        24,048,742.17                0.00             11,525,272.20
   1-A11                       1,960,090.03                 0.00                0.00             11,525,272.20
   1-AR                                0.91                 0.00                0.00                      0.00
   1-ALR                               0.00                 0.00                0.00                      0.00
   2-A1                          341,124.61         8,604,297.10                0.00                      0.00
   2-A2                        2,274,849.93        11,752,888.33                0.00             28,294,021.67
   2-A3                          761,547.73                 0.00                0.00             12,200,000.00
   2-A4                          242,287.43        16,838,548.66                0.00                      0.00
   2-A5                          549,820.84         6,061,878.49                0.00                      0.00
   2-A6                          223,772.03         4,523,818.53                0.00              6,287,559.74
   2-A7                          635,581.84                 0.00                0.00              6,287,559.74
   1-APO                               0.00           241,102.61                0.00                991,463.07
   1-B1                          471,953.80            71,528.80                0.00              6,965,601.80
   1-B2                          171,613.48            26,009.55                0.00              2,532,856.34
   1-B3                          114,408.99            17,339.70                0.00              1,688,570.89
   1-B4                           71,522.34            10,839.85                0.00              1,055,603.68
   1-B5                           42,953.55             6,509.99                0.00                633,954.69
   1-B6                           57,250.62             8,676.74                0.00                844,966.37
   2-B1                           42,760.53            29,224.85                0.00                668,929.79
   2-B2                           18,317.28            12,519.01                0.00                286,548.65
   2-B3                           12,251.95             8,373.65                0.00                191,664.99
   2-B4                            6,125.98             4,186.82                0.00                 95,832.50
   2-B5                            6,125.98             4,186.82                0.00                 95,832.50
   2-B6                            6,124.89             4,185.71                0.00                 95,815.82